Form 10QSB
period 2001-09-30
DMFI INC
filed 2001-11-20
CIK 1138657

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                           September 30, 2001
or

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

                    Commission file number: 00-32683

                              DMFI, INC.
        (Exact name of registrant as specified in its charter)



            TEXAS                                      76-0676167
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


               2829 Marye Street, Alexandria LA   71301
         (Address of principal executive offices  (zip code))

                              318-445-0408
         (Registrant's telephone number, including area code)


                       ILN Harvey Corporation
                 15007 Grove Gardens, Houston, TX 77082
       (Former name, former address, if changed since last report)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                      Outstanding at November 16, 2001
Common Stock, par value $0.0001                 28,175,000





                   PART I -- FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                    FINANCIAL STATEMENTS
                  AS OF SEPTEMBER 30, 2001
                        (UNAUDITED)

                         DMFI, INC.

                          CONTENTS

                                                              Page
                                                              ----

FINANCIAL STATEMENTS

     Condensed Balance Sheet as of                             F-2
     September 30, 2001 (Unaudited)

     Condensed Statement of Operations for                     F-3
     the period ended September 30, 2001 (Unaudited)

     Condensed Statements of Cash Flows for                    F-4
     the period ended September 30, 2001. (Unaudited)

 NOTES TO FINANCIAL STATMENETS (Unaudited)                     F-5



                             DMFI,INC.
                       Condensed Balance Sheet
                            (Unaudited)
                         September 30, 2001

ASSETS

Current assets
   Cash                                       $43,337
   Accounts receivable                            681
   Inventory                                    6,771
   Refundable income taxes                      1,784
   Other                                        7,467
                                             --------
     Total current assets                      60,040

Property and equipment                        217,890

Other assets                                    1,534
                                             --------
     TOTAL ASSETS                            $279,464
                                             ========


LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
   Accounts payable                          $  1,038
   Current portion of long-term debt            6,349
   Due to stockholder                          11,479
   Income taxes payable                         2,382

   Note payable                                 4,920
   Payroll liabilities                          4,613
                                              -------
     Total current liabilities                 30,781

Long-term debt                                678,476
                                             --------
     TOTAL LIABILITIES                        709,257

Deficiency in assets:
   Common stock, $.0001 par value,
     100,000,000 shares authorized,
     28,175,000 shares issued and
     outstanding                                2,818
   Preferred stock, non-designated,
     20,000,000 authorized with no
     shares designated or outstanding             --
   Additional paid-in capital                  43,431
   Treasury stock                            (440,000)

   Accumulated deficit                       ( 36,042)
                                             --------
     Total deficiency in assets              (429,793)
                                             --------
TOTAL LIABILITIES AND
   DEFICIENCY IN ASSETS                    $  279,464
                                           ==========

The accompanying notes are an integral part of these financial statements.

                                F-2

                             DMFI, Inc.
                  Condensed Statements of Operations
                            (Unaudited)

                               For the three        For the period
                                months ended    from August 18, 2000 to

                                Sept. 30, 2001      Sept. 30, 2000

Gross revenues (including
   reimbursed expenses)        $   248,980         $   124,451
Cost of revenues                    42,560              26,090
                               -----------         -----------
Gross margin                       206,420              98,361

General and administrative expenses:
   Payroll, benefits, and
     and related taxes              72,969              12,781

     Other                         125,763              68,658
                               -----------         -----------
     Total general and
       administrative expenses     198,732              81,439

                               -----------         -----------
Income before income taxes           7,688              16,922

Provision for income taxes           1,154               2,538
                               -----------         -----------
Net income                     $     6,534         $    14,384
                               ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted               34,707,065          35,000,000


EARNINGS PER SHARE

Basic and diluted              $      0.00         $      0.00
==============================================================


                               For the nine         For the period
                                months ended    from August 18, 2000 to
                               Sept. 30, 2001      Sept. 30, 2000
Gross revenues (including
   reimbursed expenses)        $   773,517         $   124,451
Cost of revenues                   165,792              26,090
                               -----------         -----------
Gross margin                       607,725              98,361

General and administrative expenses:
   Payroll, benefits and
     related taxes                 145,302              12,781
     Other                         452,205              68,658
                               -----------         -----------
     Total general and
       administrative expenses     597,507              81,439

                               -----------         -----------
Income before income taxes          10,218              16,922

Income tax expense                   1,841               2,538
                                ----------          ----------

Net income	                         8,377              14,384
                                ==========          ==========

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted               34,106,410          35,000,000


EARNINGS PER SHARE

Basic and diluted              $      0.00         $      0.00
==============================================================
The accompanying notes are an integral part of these
financial statements.

                             F-3

                           DMFI,INC.
               Condensed Statements of Cash Flows
                          (Unaudited)

                               For the nine         For the period
                               months ended    from August 18, 2000 to
                              Sept. 30, 2001        Sept. 30, 2000
Cash flows from operating activities

Net income                     $     8,377         $     14,384

Adjustments to reconcile
   net income  to net
   cash used in operating
   activities:

  Depreciation                       5,228                 -0-

(Increase) decrease in assets:

   Accounts receivable                (681)             (5,444)
   Refundable income taxes          (1,784)               -
   Inventory                        (6,771)               -
   Other assets                     (1,590)               -

Increase (decrease) in liabilities:

   Accounts payable                  1,038               4,305
   Payroll liabilities               3,947                 666
   Income taxes payable                598               1,784
                                  --------             -------
Net cash provided by
   operating activities              8,362               15,695

Cash flows from investing activities:

   Purchase of property
     and equipment                  (2,378)              (1,140)
                                  --------              --------
Net cash used by investing
   activities                       (2,378)              (1,140)

Cash flows from financing activities:

   Payments on long-term debt      (10,791)
   Loans to stockholder               (514)             (14,555)
   Issuance of common stock         45,000                 -
   Payments on purchase of
     treasury stock                 (5,000)                -
                                  --------              --------
Net cash provided (used) by financing
   activities                      28,695               (14,555)
                               -----------              ---------
Net cash increase for the period   34,679                  -

Cash at begining of the period      8,658                  -
                                 --------              -------
Cash at end of period         $    43,337             $    -
                              ===========             =========

Supplemental disclosure of cash flow information:

Interest paid                 $    21,375             $     327
Income taxes                  $      -                $   1,784
                              ===========             =========

The accompanying notes are an integral part of these financial statements.

                           F-4


                         DMFI,INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (UNAUDITED)
                    SEPTEMBER 30, 2001


NOTE 1: THE COMPANY
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

The company was incorporated in Texas in April of this year under the name of ILN Harvey Corporation, a Texas corporation and operated as a development stage company until July of this year when the company acquired Delta Management Firm, Inc., a Louisiana Corporation, in a business combination accounted for as a reverse acquisition of Delta Management Firm, Inc. acquiring ILN Harvey Corporation. The name was subsequently changed to DMFI, INC. DMFI, Inc. was incorporated in Louisiana in August of 2000. The company is now engaged in the business of retail sales and management of retail sales outlets.

NOTE 2.  BUSINESS COMBINATION

These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions as per FASB Statement Number 141 for the disclosure of financial information of companies acquired during the current period.

On July 31, 2001, the Company entered into an Agreement and Plan of Reorganization with Delta Mangement Firm, Inc. The agreement requires the shareholders of ILN Harvey Corporation to exchange 30,000,000 shares of common stock for 100% of the issued and outstanding shares of Delta Management Firm, Inc.

                     F-5


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

      The Company currently owns one adult retail store (Adult
Emporium of Cade). In addition the Company is contracted to manage S&S Shops, Inc. (an adult novelty retail store).

     The Company is currently the only adult retail provider that focuses on price control and product education located in the central Louisiana and intends on expanding this program to other areas. In the process of growing, the Company needs to refurbish stores or clubs that are acquired and develop new stores or clubs.

     The Company currently has a 10 year contract to manage S&S Shops, Inc. (an adult novelty retail store). A 10 year contract to manage Sugar & Spice. Inc. (a gentlemen's club)was terminated during the quarter by mutual consent of both parties. The Registrant owns Adult Emporium of Cade (located at 1732 Old Spanish Trail Highway, Cade, Louisiana)and one half interest in Dance Box, Inc. (located at 2993 Highway 190 #B, Mandeville, Louisiana) purchased during the period covered by this filing.

     Present contracts are:

     1) S&S Shop, Inc. dba Adult Emporium located at 3117 Masonic
Drive, Alexandria, Louisiana.

     This business has been "grand-fathered in" by the City of Alexandria and the Parish of Rapides in which it is located.

     The Company expects to expand (via management contracts and ownership) their amount of stores to well over one hundred store fronts over the period of 10 years by concentrating full-time on seeking for and building new locations. The Company intends to do this by:

           1. Locating "mom and pop" owned stores that are "grand-fathered in" and are unable to sell out, but would like to be out of the adult novelty retail business. The Registrant plans to offer these "mom and pop" storeowners with a long-term contract to manage these stores. This will allow such stores to remain in existence.

           2.  Locating corporate-owned stores that are legally
"grandfathered in" and are seeking a way out of the adult novelty retail business. The Registrant plans to acquire such companies with stock and cash as consideration.

           3. Locating and establishing locations where adult novelty retail stores are legal. The Registrant plans on placing stores in such areas.

     For the purpose of this filing, being "Grand-fathered in" means that laws have been passed since the business had commenced which currently prohibits new businesses of that type to be opened in that specific location.


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

             -- Agreement and Plan of Regorganization between Delta Management Firm, Inc and ILN Harvey
        Corproation filed as an exhibit on Form 8-K/A filed on August 6, 2001 which is incorporated herein by reference.

             -- Certificate of Amendment for Changing the name ILN Harvey Corporation to DMFI, INC filed on Form 8-K/A filed on August 6, 2001 which is incorporated by reference.



        (b)     Reports on Form 8-K

             -- 8-K/A was filed on October 5, 2001 (amendment of August 6, 2001 8-K and September 13, 2001 8-K/A filing) regarding the acquisition of Delta Management
        Firm, Inc.




                              SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DMFI, INC


                               By: /S/ Steve Smelser
                                       President

        Dated: November 19, 2001